Form 10-Q
period 1996-03-31
INTEGRATED WASTE SERVICES INC
filed 1996-05-15
CIK 861888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549
                            FORM 10-Q



(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
Commission file number:    0-18478

           Integrated Waste Services, Inc.
        (Exact name of registrant as specified in its charter)

         New York                               16-1347088
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

201 Ganson Street, Buffalo, N.Y.                     14203
(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code (716)-852-2345


(Former name address & fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common Stock $.01 par value, 9,262,399 shares outstanding as of May 14, 1996.











        INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES



INDEX                                                  PAGE NO.




PART I    FINANCIAL INFORMATION

     ITEM 1    FINANCIAL STATEMENTS  (Unaudited)

               Consolidated Balance Sheets                  1,2
               March 31, 1996 and
               December 31, 1995

               Consolidated Statements of                     3
               Operations - Three Months
               Ended March 31, 1996 and
               March 31, 1995

               Consolidated Condensed Statements              4
               of Cash Flow - Three Months
               Ended March 31, 1996 and
               March 31, 1995

               Notes to Consolidated Condensed             5, 6
               Financial Statements

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                  7, 8


PART II OTHER INFORMATION

     ITEM 3    DEFAULTS UPON SENIOR SECURITIES                9

               Signatures                                    10
















         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                        March 31   December 31,
                                          1996        1995
                                      (UNAUDITED)
                                      -----------   -----------

CURRENT ASSETS:
Cash                                    $24,507        $35,387

Certificate of deposit,
used as collateral for
performance bond                        243,348        243,348

Accounts Receivable, less
allowance of $1,139,000
and $1,283,000 for
possible losses                      12,201,080     10,323,256

Prepaid expenses and other            1,145,888        956,910

Deposits                              1,656,919      1,579,269

Costs and estimated earnings
in excess of billings on
uncompleted contracts                 4,403,230      3,745,862

TOTAL CURRENT ASSETS                 19,674,972     16,884,032

PROPERTY AND EQUIPMENT:

Cost                                 33,004,279     32,302,717

Accumulated Depreciation            (11,038,122)   (10,481,575)

NET PROPERTY AND EQUIPMENT           21,966,157     21,821,142

OTHER ASSETS:

Investments in net assets and
advances to equity affiliates           100,216        100,216

Deposits                              2,048,396      2,053,717

Other, net of accumulated
amortization of $1,589,896 and
$1,564,084                            4,490,083      4,859,027

TOTAL OTHER ASSETS                    6,638,695      7,012,960
                                     ----------     ----------
                                    $48,279,824    $45,718,134





         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND SHAREHOLDERS' EQUITY


                                        March 31   December 31,
                                          1996        1995
                                      (UNAUDITED)
                                      -----------  ------------
CURRENT LIABILITIES:

Notes Payable - Bank                  $3,550,327     $2,473,563

Accounts Payable                       9,197,485      9,208,893

Accrued Expenses                       3,554,220      3,019,069

Billings in excess of costs
and estimated earnings on
uncompleted contracts                  1,842,865        466,190

Current maturities of long -
term debt                              5,892,685      5,293,000

TOTAL CURRENT LIABILITIES             24,037,582     20,460,715

LONG - TERM DEBT, less current
maturities                             5,728,231      5,861,724

Note Payable - related party             350,305        250,000

DEFERRED INCOME TAXES                     16,000         16,000

OTHER LONG - TERM LIABILITIES            679,322        668,991
                                      ----------     ----------
                                      30,811,440     27,257,430


SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par
value shares authorized
5,000,000; none issued

Common Stock, $.01 par value -
shares authorized, 20,000,000;
issued and outstanding,
9,262,399 in 1996 and in 1995             92,624         92,624

Additional paid-in capital            31,521,614     31,521,614

Cumulative translation
adjustment                                28,612         32,371

Deficit                              (14,174,466)   (13,185,905)

                                      ----------     ----------
TOTAL SHAREHOLDERS' EQUITY            17,468,384     18,460,704
                                      ----------     ----------
                                     $48,279,824    $45,718,134



         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)




                                     THREE MONTHS ENDED MARCH 31,
                                        1996            1995
                                       ---------      ----------
Revenues                              $9,100,285     $10,903,515

Cost of operations                     8,281,778       9,172,369

Gross Profit                             818,507       1,731,146

Selling, general and
administrative expenses                1,813,455       1,857,179

Other income(expense)

  Other income                           100,000            --

  Interest Expense                      (128,171)       (207,206)

  Interest Income                         34,558          25,755

  Equity in net loss of
  affiliated companies                      --           (41,414)

  Gain on the assignment of
  the rights to the Royalties
  on Countywide Landfill                    __         2,821,748

Income(Loss) before taxes on
income                                  (988,561)      2,472,850

Income Tax (Expense) Benefit                --           (28,000)

Net Income(Loss)                       $(988,561)     $2,444,850

Weighted average number of
shares of common stock
outstanding                            9,262,399       9,560,751

Net Income(loss) per share of
common stock                              $ (.11)        $   .26















         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           (UNAUDITED)






                                     THREE MONTHS ENDED MARCH 31,
                                        1996              1995
                                      ---------        ----------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:                $(952,579)       (3,429,908)

CASH FLOWS FROM INVESTING
ACTIVITIES:

Proceeds from sale of royalty
rights                                    --           6,900,000

Proceeds from sale of assets              --              85,044

Purchase of land, land
options, property and
equipment                             (701,562)         (549,547)

NET CASH PROVIDED(USED) BY
INVESTING ACTIVITIES                  (701,562)        6,435,497

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in notes payable -
bank                                 1,076,764             --

Proceeds from revolving line
of credit                                --            1,818,853

Proceeds from long term debt         2,853,000           153,330

Principal payments on debt          (2,286,503)       (5,076,489)

NET CASH USED IN FINANCING
ACTIVITIES                           1,643,261        (3,104,306)

DECREASE IN CASH                       (10,880)          (98,717)

CASH BEGINNING OF PERIOD                35,387           253,252

CASH END OF PERIOD                     $24,507          $154,535












         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)



1. The consolidated financial statements included herein have been prepared by Integrated Waste Services, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

2. Earnings per share for the three months ended March 31, 1996 and 1995 were based on the weighted average number of common equivalent shares outstanding during the period. Common equivalent shares were determined under the treasury stock method.


3. Certain of the financing agreements between the Company and Marine Midland Bank, N.A. ("Marine") and HCFS Business Equipment Corporation ("HCFS") contain covenants which require, among other things, that the Company and its subsidiaries maintain certain financial ratios. The Company is not presently in compliance with its financing agreements which constitute events of default under the financing agreements. Pending the Company's request and the lenders approval of appropriate waivers the Company has classified all of the HCFS indebtedness as a current liability. Management believes, although there can be no assurance, that Marine and HCFS will not take action to collect the entire balance due under the financing agreements. Management also believes, although there can be no assurance, that in the event the financial institutions did require repayment of the outstanding borrowings under the financing agreements, the Company would be able to obtain alternative financing, although such financing may not be obtained at rates or terms favorable to the Company.


4. In March 1996, the Company refinanced its equipment term debt with CIT, which totalled approximately $2,066,000 at December 31, 1995, through the proceeds of a sale/lease back transaction with T&W Financial Corporation. The transaction which totalled $2,500,000 included proceeds to purchase new equipment. The leases require the Company to make 36 equal installments of $78,825 at the effective interest rate of 10.9%. At the termination of the lease, the Company has the option to purchase the equipment for 10% of the amount of the original lease.













































ITEM 2 Management's discussion and analysis of financial condition and results of operations.


REVENUES

     Revenues decreased by approximately $1.8 million or 16.5% from approximately $10.9 million for the first three months of 1995 to approximately $9.1 million in the first three months of 1996. The decline occurred in all lines of the business except the Companies construction and demolition debris transfer station. The decline resulted from the timing of projects and from the severe winter weather during the period. Revenues from the Companies construction and demolition debris transfer station increased as a result of its relocation and an increase in its permitted volume which occurred in the fall of 1995.

COST OF OPERATIONS AND GROSS PROFIT

     Cost of operations decreased by approximately $0.9 million from approximately $9.2 million for the first three months of 1995 to approximately $8.3 million in the first three months of 1996. The decline was the result of lower revenues discussed above. The Company's gross profit percentage also declined from 15.9% in the first three months of 1995 to 8.2% in the first three months of 1996 again primarily due to reduced volume.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

     Selling, general and administrative (SG&A) expenses decreased by approximately $44,000 or 2.4% in the first three months of 1996 as compared to the first three months of 1995.

INTEREST EXPENSE

     The Company incurred interest expense of approximately $354,000 in the first three months of 1996 as compared to approximately $399,000 in the first three months of 1995, in which periods interest of approximately $226,000 and $192,000, respectively was capitalized and $128,000 and $207,000 was expensed.


LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 1996, the Company had a working capital deficit of approximately $4,363,000 as compared to a working capital deficit of approximately of $3,577,000 at December 31, 1995. The decrease in working capital as compared to December 31, 1995 is primarily the result of the Company's net loss during the period and the classification of all of the Company's equipment term debt with HCFS as a current liability.


     As of March 31, 1996 and 1995 the Company had outstanding, approximately $11.6 million and $15.7 million respectively, principle amounts of current maturities of long term debt and short term debt.

     In January 1996, the Company entered into a new $2,350,000 secured revolving line of credit with Marine Midland Bank, N.A. ("Marine"). Borrowings under the line are limited to 75% of qualified accounts receivable of one of the Company's subsidiaries. Interest is at prime plus 1.5% payable monthly and principal is due in January 1997.

     The Company's previous secured revolving line of credit with Marine, which had a balance outstanding at December 31, 1995 of approximately $2,302,000, was restructured in January 1996 to a note due January 1997. Interest is at Prime plus 1.5% payable monthly, principal payments in 1996 are required based on accounts receivable collections and proceeds from certain asset sales.

     At March 31, 1996, the Company was in violation of certain financial covenants related to the Marine borrowings. The
     Company intends to make a request to Marine for appropriate waivers of these violations.

     In January 1995, the Company's subsidiaries USDC and U.S.D.C. Environmental, Inc. entered into a $5 million revolving credit agreement with LaSalle National Bank. The loan is limited to 80% of eligible accounts receivable and the loans interest rate is 1.5% above the LaSalle National Bank prime rate. At March 31, 1996, the Company's subsidiaries were in violation of certain financial covenants which violations have been waived by the bank. The credit agreement is in the process of being renewed.

     In March 1996, the Company refinanced its equipment term debt with CIT, which totalled approximately $2,066,000 at December 31, 1995, through the proceeds of a sale/lease back transaction with T&W Financial Corporation. The transaction which totalled $2,500,000 included proceeds to purchase new equipment. The leases require the Company to make 36 equal installments of $78,825 at the effective interest rate of 10.9%. At the termination of the lease, the Company has the option to purchase the equipment for 10% of the amount of the original lease.

     The Company maintains various equipment term notes and leases with various entities, which notes and leases were typically obtained for purchase money financing of equipment additions and replacements. These notes and leases vary in term from three to five years.

     The Company has a financing agreement with HCFS Business Equipment Corporation ("HCFS") for equipment term financing. Interest is 1.25% above the First National Bank of Chicago prime rate and payments of principal and interest are due quarterly. At March 31, 1996, the Company was in violation of its financing agreement with HCFS. Pending the Company's request and the lenders approval of appropriate waivers the Company has reflected all outstanding debt with HCFS as a current liability.

     On April 1, 1996, the Company (a 50% owner of the capital stock of Conwaste Inc. ("Conwaste")) and the owners of the remaining 50% interest in Conwaste sold substantially all of the assets used in connection with the operation of Conwaste to Sanifill Canada Inc., a wholly owned subsidiary of Sanifill Inc.

     In May 1996, the Company was granted conceptual approval for its proposed Farmersville Landfill in a decision from the Commissioner of the New York State Department of
     Environmental Conservation.

     The Company anticipates that it will require additional financing to fund certain purchases of equipment and continued development of the Farmersville Landfill. In addition, although the Company believes it will have sufficient capital to fund its day-to-day operations there can be no assurance that the Company will not require additional financing to fund future operations. If required, the Company may seek to obtain additional financing from among others, additional bank financing, the sale of assets or the sale of securities. However, there can be no assurance that such financing will be available to the Company on favorable terms or at all.

Part II

ITEM 3:   Defaults upon Senior Securities

     Certain of the financing agreements between the Company and Marine Midland Bank, N.A. ("Marine") and HCFS Business Equipment Corporation ("HCFS") contain covenants which require, among other things, that the Company and its subsidiaries maintain certain financial ratios. The Company is not presently in compliance with its financing agreements which constitute events of default under the financing agreements. Pending the Company's request and the lenders approval of appropriate waivers the Company has classified all of the HCFS indebtedness as a current liability. Management believes, although there can be no assurance, that Marine and HCFS will not take action to collect the entire balance due under the financing agreements. Management also believes, although there can be no assurance, that in the event the financial institutions did require repayment of the outstanding borrowings under the financing agreements, the Company would be able to obtain alternative financing, although such financing may not be obtained at rates or terms favorable to the Company.


                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 Integrated Waste Services, Inc.
                            Registrant






DATE  May 17, 1996                BY  s/James F. Williams
                                    James F. Williams
                                    Chief Executive Officer and
                                    Principal Financial Officer