Form 10-Q/A
period 1996-03-31
INTEGRATED WASTE SERVICES INC
filed 1996-05-22
CIK 861888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549
                            FORM 10-Q/A
                    AMENDMENT #1 TO FORM 10-Q


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


5. In May 1996, the Company was granted conceptual approval for its proposed Farmersville Landfill in a decision from the commissioner of the New York State Department of Environmental Conservation.











































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


     As of March 31, 1996 and 1995 the Company had outstanding, approximately $15.2 million and $15.7 million respectively, principle amounts of current maturities of long term debt and short term debt.

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