Form 10-Q
period 1996-06-30
INTEGRATED WASTE SERVICES INC
filed 1996-08-14
CIK 861888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549
                            FORM 10-Q




(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

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



     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common Stock $.01 par value, 9,262,399 shares outstanding as of August 12, 1996.











        INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES



INDEX                                                  PAGE NO.




PART I    FINANCIAL INFORMATION

     ITEM 1    FINANCIAL STATEMENTS  (Unaudited)

               Consolidated Balance Sheets                  1, 2
               June 30, 1996 and
               December 31, 1995

               Consolidated Statements of                  3, 4
               Operations - Three and Six Months
               Ended June 30, 1996 and
               June 30, 1995

               Consolidated Condensed Statements            5
               of Cash Flow - Six Months
               Ended June 30, 1996 and
               June 30, 1995

               Notes to Consolidated Condensed              6, 7
               Financial Statements

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS                         8, 9


PART II OTHER INFORMATION

     ITEM 3    DEFAULTS UPON SENIOR SECURITIES              10

               Signatures                                   11
















         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                        June 30    December 31,
                                          1996        1995
                                      (UNAUDITED)


CURRENT ASSETS:
Cash                                    $29,257          $35,387

Certificate of deposit,
used as collateral for
performance bond                        165,555          243,348

Accounts Receivable, less
allowance of $1,094,000
and $1,283,000 for
possible losses                      17,044,349       10,323,256

Prepaid expenses and other              675,110          956,910

Deposits                              1,656,919        1,579,269

Costs and estimated earnings
in excess of billings on
uncompleted contracts                 5,768,968        3,745,862

TOTAL CURRENT ASSETS                 25,340,158       16,884,032

PROPERTY AND EQUIPMENT:

Cost                                 33,761,775       32,302,717

Accumulated Depreciation            (11,653,018)     (10,481,575)

NET PROPERTY AND EQUIPMENT           22,108,757       21,821,142

OTHER ASSETS:

Investments in net assets and
advances to equity affiliates              --            100,216

Deposits                              1,994,937        2,053,717

Other, net of accumulated
amortization of $1,615,708 and
$1,564,084                            4,796,837        4,859,027

TOTAL OTHER ASSETS                    6,791,774        7,012,960



                                    $54,240,689      $45,718,134





         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND SHAREHOLDERS' EQUITY


                                        June 30    December 31,
                                          1996        1995
                                      (UNAUDITED)

CURRENT LIABILITIES:

Notes Payable - Bank                  $4,624,099      $2,473,563

Accounts Payable                      10,837,200       9,208,893

Accrued Expenses                       4,014,113       3,019,069

Billings in excess of costs
and estimated earnings on
uncompleted contracts                  2,679,318         466,190

Current maturities of long -
term debt                              6,119,976       5,293,000

TOTAL CURRENT LIABILITIES             28,274,706      20,460,715

LONG - TERM DEBT, less current
maturities                             7,746,788       6,111,724

DEFERRED INCOME TAXES                     16,000          16,000

OTHER LONG - TERM LIABILITIES            700,576         668,991

                                      36,738,070      27,257,430



SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par
value shares authorized
5,000,000; none issued

Common Stock, $.01 par value -
shares authorized, 20,000,000;
issued and outstanding,
9,262,399 in 1996 and in 1995             92,624          92,624

Additional paid-in capital            31,521,614      31,521,614

Cumulative translation
adjustment                                30,016          32,371


Deficit                              (14,141,635)    (13,185,905)

TOTAL SHAREHOLDERS' EQUITY            17,502,619      18,460,704

                                     $54,240,689     $45,718,134



         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)




                                     THREE MONTHS ENDED JUNE 30,
                                        1996            1995

Revenues                             $16,223,483     $12,405,582

Cost of operations                    14,765,354      10,285,023

Gross Profit                           1,458,129       2,120,559

Selling, general and
administrative expenses                1,677,441       1,993,642

Other income(expense)

  Interest Expense                       (28,594)       (164,712)

  Interest Income                         30,738          96,740

  Equity in net loss of
  affiliated companies                      --           (14,379)

  Gain on the assignment of
  the rights to the Royalties
  on Countywide Landfill                    --              --

  Other Income                           250,000            --

Income(Loss) before taxes on
income                                    32,832          44,566

Income Tax (Expense) Benefit                --           (19,000)

Net Income(Loss)                       $  32,832       $  25,566

Weighted average number of
shares of common stock
outstanding                            9,262,399       9,084,898

Net Income(loss) per share of
common stock                              $  .00         $   .00















         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)




                                     SIX MONTHS ENDED JUNE 30,
                                        1996            1995

Revenues                           $25,323,768     $23,309,097

Cost of Operations                  23,047,132      19,380,407

Gross Profit                         2,276,636       3,928,690

Selling, general and
administrative expenses              3,490,896       3,927,806

Other Income (expense)

  Interest Expense                    (156,765)       (371,918)

  Interest Income                       65,296         122,495

  Equity in net loss of
  affiliated companies                                 (55,793)

  Gain on the assignment of
  the rights to Royalties on
  Countywide Landfill                                2,821,748

  Other Income                         350,000

Income (Loss) before taxes on
income                                (955,729)      2,517,416

Income Tax (Expense) Benefit               --          (47,000)

Net Income (Loss)                    $(955,729)     $2,470,416

Weighted average number of
shares of common stock
outstanding                          9,262,399       9,322,825

Net Income(Loss)per share of
common stock                          $  (0.10)      $    0.26




















         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           (UNAUDITED)






                                     SIX MONTHS ENDED JUNE 30,
                                        1996              1995

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:               $(3,259,864)      (2,531,261)

CASH FLOWS FROM INVESTING
ACTIVITIES:

Proceeds from sale of royalty
rights                                      --         6,900,000

Proceeds from sale of assets                --           126,594

Purchase of land, land
options, property and
equipment                            (1,459,058)        (968,408)

NET CASH PROVIDED(USED) BY
INVESTING ACTIVITIES                 (1,459,058)       6,058,186

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in notes payable -
bank                                  2,150,536             --

Proceeds from revolving line
of credit                               898,000        2,085,118

Proceeds from long term debt          4,612,073          420,528

Principal payments on debt           (3,048,033)      (6,229,149)

NET CASH USED IN FINANCING
ACTIVITIES                            4,612,576       (3,723,503)

DECREASE IN CASH                        ( 6,130)        (196,578)

CASH BEGINNING OF PERIOD                 35,387          253,252

CASH END OF PERIOD                     $ 29,257         $ 56,674










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

2. Earnings per share for the three months and six months ended June 30, 1996 and 1995 were based on the weighted average number of common equivalent shares outstanding during the period. Common equivalent shares were determined under the treasury stock method.


3. Certain of the financing agreements between the Company and Marine Midland Bank, N.A. ("Marine"), HCFS Business Equipment Corporation ("HCFS") and LaSalle National Bank ("LaSalle") contain covenants which require, among other things, that the Company and its subsidiaries maintain certain financial ratios. The Company is not presently in compliance with its financing agreements which constitute events of default under the financing agreements. Pending the Company's request and the lenders approval of appropriate waivers the Company has classified certain of the HCFS indebtedness as a current liability. Management believes, although there can be no assurance, that Marine, HCFS and LaSalle will not take action to collect the entire balance due under the financing agreements. Management also believes, although there can be no assurance, that in the event the financial institutions did require repayment of the outstanding borrowings under the financing agreements, the Company would be able to obtain alternative financing, although such financing may not be obtained at rates or terms favorable to the Company.


4. In March 1996, the Company refinanced its equipment term debt with CIT, which totalled approximately $2,066,000 at December 31, 1995, through the proceeds of a sale/lease back transaction with T&W Financial Corporation. The transaction which totalled $2,500,000 included proceeds to purchase new equipment.

5. In July 1996, the Company refinanced a portion of its equipment term debt with HCFS, through the proceeds of a $500,000 sale/lease back transaction with T&W Financial
     Corporation.

6. In May 1996, the Company was granted conceptual approval for its proposed Farmersville Landfill in a decision from the Commissioner of the New York State Department of
     Environmental Conservation.









































ITEM 2 Management's discussion and analysis of financial condition and results of operations.


REVENUES

     Revenues increased approximately $2.0 million or 8.6% to approximately $25.3 million for the first six months of 1996 as compared to the first six months of 1995. Increased demolition, dismantlement and environmental contracting revenues were offset, in part, by a decline in industrial cleaning revenues.

COST OF OPERATIONS AND GROSS PROFIT

     Cost of operations increased by approximately $3.6 million from approximately $19.4 million for the first six months of 1995 to approximately $23.0 million in the first six months of 1996. The Company's gross profit percentage declined from 16.9% in the first six months of 1995 to 9.0% in the first six months of 1996. The decline results from a change in the mix of projects completed or in process during the period.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased by approximately $437,000 or 11.1% in the first six months of 1996 as compared to the first six months of 1995.

INTEREST EXPENSE

     The Company incurred interest expense of approximately $614,000 in the first six months of 1996 as compared to approximately $770,000 in the first six months of 1995, in which periods interest of approximately $457,000 and $398,000, respectively was capitalized and $157,000 and $372,000 was expensed.


LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 1996, the Company had a working capital deficit of approximately $2,934,548 as compared to a working capital deficit of approximately $3,577,000 at December 31, 1995. The improvement results from the proceeds of long term borrowings being utilized for working capital purposes.

     As of June 30, 1996 and 1995 the Company had outstanding, approximately $18.5 million and $13.9 million respectively, principle amounts of long term debt, current maturities of long term debt and short term debt.



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

     At June 30, 1996, the Company was in violation of certain financial covenants related to the Marine borrowings. The
     Company intends to make a request to Marine for appropriate waivers of these violations.

     In January 1995, the Company's subsidiaries USDC and U.S.D.C. Environmental, Inc. entered into a $5 million revolving credit agreement with LaSalle National Bank. The loan is limited to 80% of eligible accounts receivable and the loans interest rate is 1.5% above the LaSalle National Bank prime rate. At June 30, 1996, the Company's subsidiaries were in violation of certain financial covenants under the revolving credit agreement. The Company intends to make a request to LaSalle National Bank for appropriate waivers of these violations.

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

     The Company has a financing agreement with HCFS Business Equipment Corporation ("HCFS") for equipment term financing. Interest is 1.25% above the First National Bank of Chicago prime rate and payments of principal and interest are due quarterly. At June 30, 1996, the Company was in violation of certain covenants contained in its financing agreement with HCFS. Pending the Company's request and the lenders approval of appropriate waivers the Company has reflected certain debt with HCFS as a current liability.



     In July 1996, the Company refinanced a portion of its equipment term debt with HCFS through the proceeds of a $500,000 sale/lease back transaction with T&W Financial
     Corporation.

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

Part II

ITEM 3:   Defaults upon Senior Securities

     Certain of the financing agreements between the Company and Marine Midland Bank, N.A. ("Marine"), HCFS Business Equipment Corporation ("HCFS") and LaSalle National Bank ("LaSalle") contain covenants which require, among other things, that the Company and its subsidiaries maintain certain financial ratios. The Company is not presently in compliance with its financing agreements which constitute events of default under the financing agreements. Pending the Company's request and the lenders approval of appropriate waivers the Company has classified certain of the HCFS indebtedness as a current liability. Management believes, although there can be no assurance, that Marine, HCFS and LaSalle will not take action to collect the entire balance due under the financing agreements. Management also believes, although there can be no assurance, that in the event the financial institutions did require repayment of the outstanding borrowings under the financing agreements, the Company would be able to obtain alternative financing, although such financing may not be obtained at rates or terms favorable to the Company.


                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 Integrated Waste Services, Inc.
                            Registrant






DATE  August 14, 1996             BY  s/James F. Williams
                                    James F. Williams
                                    Chief Executive Officer and
                                    Principal Financial Officer