Form 10-Q/A
period 1996-06-30
INTEGRATED WASTE SERVICES INC
filed 1996-09-24
CIK 861888

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




















         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           (UNAUDITED)






                                     SIX MONTHS ENDED JUNE 30,
                                        1996              1995

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:               $(3,159,648)      (2,531,261)

CASH FLOWS FROM INVESTING
ACTIVITIES:

Proceeds from sale of royalty
rights                                      --         6,900,000

Proceeds from sale of assets                --           126,594

Purchase of land, land
options, property and
equipment                            (1,459,058)        (968,408)

NET CASH PROVIDED(USED) BY
INVESTING ACTIVITIES                 (1,459,058)       6,058,186

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in notes payable -
bank                                  2,150,536             --

Proceeds from revolving line
of credit                               898,000        2,085,118

Proceeds from long term debt          4,612,073          420,528

Principal payments on debt           (3,048,033)      (6,229,149)

NET CASH USED IN FINANCING
ACTIVITIES                            4,612,576       (3,723,503)

DECREASE IN CASH                        ( 6,130)        (196,578)

CASH BEGINNING OF PERIOD                 35,387          253,252

CASH END OF PERIOD                     $ 29,257         $ 56,674










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


                 Integrated Waste Services, Inc.
                            Registrant






DATE  September 23, 1996             BY  s/James F. Williams
                                    James F. Williams
                                    Chief Executive Officer and
                                    Principal Financial Officer