Form 10-Q/A
period 1996-06-30
INTEGRATED WASTE SERVICES INC
filed 1996-11-14
CIK 861888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549
                            FORM 10-Q/A
                    AMENDMENT #2 TO FORM 10-Q



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


                 Integrated Waste Services, Inc.
                            Registrant






DATE  November 14, 1996             BY  s/James F. Williams
                                    James F. Williams
                                    Chief Executive Officer and
                                    Principal Financial Officer