Form 10-Q
period 1996-09-30
INTEGRATED WASTE SERVICES INC
filed 1996-11-19
CIK 861888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549
                            FORM 10-Q




(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996

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



     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common Stock $.01 par value, 9,269,899 shares outstanding as of November 8, 1996.











        INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES



INDEX                                                  PAGE NO.




PART I    FINANCIAL INFORMATION

     ITEM 1    FINANCIAL STATEMENTS  (Unaudited)

               Consolidated Balance Sheets                  1, 2
               September 30, 1996 and
               December 31, 1995

               Consolidated Statements of                  3, 4
               Operations - Three and Six Months
               Ended September 30, 1996 and
               September 30, 1995

               Consolidated Condensed Statements            5
               of Cash Flow - Nine Months
               Ended September 30, 1996 and
               September 30, 1995

               Notes to Consolidated Condensed              6, 7
               Financial Statements

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS                       8,9,10

PART II OTHER INFORMATION

     ITEM 3    DEFAULTS UPON SENIOR SECURITIES              11

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8K              12

               Signatures                                   13















         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS



                               September 30,     December 31,
                                   1996             1995
                                (UNAUDITED)


CURRENT ASSETS:
Cash                              $175,146           $ 35,387
Certificate of deposit,
used as collateral for
performance bond                   182,064            243,348
Accounts Receivable, less
allowance of $1,086,250
and $1,283,000 for
possible losses                 16,087,635         10,323,256
Prepaid expenses and other         394,336            956,910
Deposits                         1,156,919          1,579,269
Costs and estimated earnings
in excess of billings on
uncompleted contracts            3,275,305          3,745,862

TOTAL CURRENT ASSETS            21,271,405         16,884,032

PROPERTY AND EQUIPMENT:

Cost                            34,061,275         32,302,717

Accumulated Depreciation       (12,336,380)       (10,481,575)

NET PROPERTY AND EQUIPMENT      21,724,895         21,821,142

OTHER ASSETS:
Investments in net assets and
advances to equity affiliates        --               100,216

Deposits                         2,143,021          2,053,717

Other, net of accumulated
amortization of $1,638,816 and
$1,564,084                       4,453,527          4,859,027

TOTAL OTHER ASSETS               6,596,548          7,012,960
                               $49,592,848        $45,718,134


                    See Accompanying Notes to
                Consolidated Financial Statements




         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND SHAREHOLDERS' EQUITY


                                 September 30,    December 31,
                                     1996             1995
                                  (UNAUDITED)

CURRENT LIABILITIES:

Notes Payable - Bank            $ 3,750,000       $  2,473,563

Accounts Payable                 12,407,909          9,208,893

Accrued Expenses                  4,137,800          3,019,069

Billings in excess of costs
and estimated earnings on
uncompleted contracts               941,146            466,190

Current maturities of
long - term debt                  7,043,732          5,293,000

TOTAL CURRENT LIABILITIES        28,280,587         20,460,715

LONG - TERM DEBT, less
current maturities                7,956,638          6,111,724

DEFERRED INCOME TAXES              (136,707)            16,000

OTHER LONG - TERM LIABILITIES       716,282            668,991

TOTAL LIABILITIES                36,816,800         27,257,430

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par
value shares authorized 5,000,000;
none issued

Common Stock, $.01 par value -
shares authorized, 20,000,000;
issued and outstanding,
9,269,899 in 1996 and
9,262,399 in 1995                     92,699            92,624

Additional paid-in capital        31,537,946        31,521,614

Cumulative translation
adjustment                            55,184            32,371

Deficit                          (18,909,781)      (13,185,905)

TOTAL SHAREHOLDERS' EQUITY        12,776,048        18,460,704
                                 $49,592,848       $45,718,134

                    See accompanying notes to
                Consolidated Financial Statements

         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)



                                 THREE MONTHS ENDED SEPTEMBER 30,
                                       1996             1995

Revenues                          $15,881,649       $16,088,319
Cost of operations                 18,027,412        13,879,271

Gross Profit (Loss)                (2,145,763)        2,209,048

Selling, general and
administrative expenses             2,559,337         1,811,474
                                   (4,705,100)          397,574

Other income(expense)
  Interest Expense                   (346,212)         (101,664)
  Interest Income                      41,718            49,277
  Equity in net loss of
  affiliated companies                   --             (33,283)
  Gain on the assignment of
  the rights to the Royalties
  on Countywide Landfill                 --                --
  Gain on sale of Conwaste               --                --
  Other Income                        116,447              --

Income(Loss) before taxes on
income                             (4,893,147)           311,904

Income Tax (Expense) Benefit          125,000            (20,000)

Net Income(Loss)                  $(4,768,147)         $ 291,904

Weighted average number of
shares of common stock
outstanding                         9,269,899          9,463,768

Net Income(loss) per share of
common stock                          $(0.51)            $  0.03








                    See accompanying notes to
                Consolidated Financial Statements







         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)




                                 NINE MONTHS ENDED SEPTEMBER 30,
                                      1996           1995

Revenues                          $41,205,417       $39,397,416
Cost of Operations                 41,074,544        33,259,678

Gross Profit(Loss)                    130,873         6,137,738

Selling, general and
administrative expenses             6,050,233         5,739,280
                                   (5,919,360)          398,458

Other Income (expense)
   Interest Expense                  (502,977)         (473,582)
   Interest Income                    107,014           171,772
   Equity in net loss of
   affiliated companies                  --             (89,076)
   Gain on the assignment of
   the rights to Royalties on
   Countywide Landfill                   --           2,821,748
   Gain on sale of Conwaste           125,000             --
   Other Income                       341,447

Income(Loss) before taxes
on income                          (5,848,876)        2,829,320

Income Tax (Expense) Benefit          125,000           (67,000)

Net Income (Loss)                 $(5,723,876)       $2,762,320

Weighted average number of
shares of common stock
outstanding                         9,266,149         9,369,806

Net Income(Loss)per share
of common stock                   $     (0.62)       $     0.29









                    See accompanying notes to
                Consolidated Financial Statements





         INTEGRATED WASTE SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           (UNAUDITED)






                                  NINE MONTHS ENDED SEPTEMBER 30,
                                       1996              1995

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES:          $(2,333,196)       $  (112,273)

CASH FLOWS FROM
INVESTING ACTIVITIES:

Proceeds from sale of
 royalty rights                         --             6,900,000
Proceeds from sale of assets           99,434            136,137
Purchase of land, land options,
property and equipment              (2,514,970)       (2,182,623)

NET CASH PROVIDED(USED)
BY INVESTING ACTIVITIES             (2,415,536)        4,853,514

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in common stock and
 additional paid-in-capital             16,407             --
Increase in Notes Payable - Bank     2,150,536             --
Proceeds from revolving
 line of credit                      1,477,000         2,110,135
Proceeds from long term debt         5,705,318           835,371
Principal payments on debt          (4,460,770)       (7,903,425)

NET CASH USED IN FINANCING
ACTIVITIES                           4,888,491        (4,957,919)

INCREASE(DECREASE)IN CASH              139,759          (216,678)

CASH BEGINNING OF PERIOD                35,387           253,252

CASH END OF PERIOD                 $   175,146       $    36,574






                    See accompanying notes to
                Consolidated Financial Statements





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

2. Earnings per share for the three months and nine months ended September 30, 1996 and 1995 were based on the weighted average number of common equivalent shares outstanding during the period. Common equivalent shares were determined under the treasury stock method.


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

7. At the September 19, 1996 annual meeting the stockholders approved an amendment to the Company's 1990 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 700,000 to 1,400,000 shares and to provide that the options to be granted from the additional 700,000 shares be granted on or before March 20, 2006.




































ITEM 2 Management's discussion and analysis of financial condition and results of operations.


REVENUES

     Revenues increased approximately $1.8 million or 4.6% to approximately $41.2 million for the first nine months of 1996 as compared to the first nine months of 1995. Increased demolition, dismantlement and environmental contracting revenues were offset, in part, by a decline in industrial cleaning and asbestos removal revenues.

COST OF OPERATIONS AND GROSS PROFIT

     Cost of operations increased by approximately $7.8 million from approximately $33.3 million for the first nine months of 1995 to approximately $41.1 million in the first nine months of 1996. The Company's gross profit percentage declined from 15.6% in the first nine months of 1995 to 0.3% in the first nine months of 1996. The significant increase in the cost of operations and reduction in gross profit in the first nine months of 1996 as compared to the first nine months of 995 results from project losses primarily within the companies U.S. Dismantlement Corporation subsidiary. Between July and October 1996, the Company completed a series of management and operational changes within the subsidiary after a pending sale was not consummated in June 1996.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by approximately $311,000 or 5.4% in the first nine months of 1996 as compared to the first nine months of 1995. The increase resulted primarily from higher bad debt expense in the companies U.S. Dismantlement Corporation subsidiary in September 1996.

INTEREST EXPENSE

     The Company incurred interest expense of approximately $1,202,000 in the first nine months of 1996 as compared to approximately $1,099,000 in the first nine months of 1995, in which periods interest of approximately $699,000 and $625,000, respectively was capitalized and $503,000 and $474,000 was expensed.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 1996, the Company had a working capital deficit of approximately $7,009,000 as compared to a working capital deficit of approximately $3,577,000 at December 31, 1995. The deterioration in working capital results from the Company's net loss during the period offset in part from the proceeds of long term debt being utilized for working capital purposes.


     As of September 30, 1996 and December 31, 1995 the Company had outstanding, approximately $18.8 million and $13.9 million respectively, principle amounts of long term debt, current maturities of long term debt and short term debt.

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

     At September 30, 1996, the Company was in violation of certain financial covenants related to the Marine borrowings. The Company intends to make a request to Marine for appropriate waivers of these violations.

     In January 1995, the Company's subsidiaries USDC and U.S.D.C. Environmental, Inc. entered into a $5 million revolving credit agreement with LaSalle National Bank. The loan is limited to 80% of eligible accounts receivable and the loans interest rate is 1.5% above the LaSalle National Bank prime rate. At September 30, 1996, the Company's subsidiaries were in violation of certain financial covenants under the revolving credit agreement. The Company intends to make a request to LaSalle National Bank for appropriate waivers of these violations.

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

     The Company has a financing agreement with HCFS Business Equipment Corporation ("HCFS") for equipment term financing. Interest is 1.25% above the First National Bank of Chicago prime rate and payments of principal and interest are due quarterly. At September 30, 1996, the Company was in violation of certain covenants contained in its financing agreement with HCFS. Pending the Company's request and the lenders approval of appropriate waivers the Company has reflected certain debt with HCFS as a current liability.

     In July 1996, the Company refinanced a portion of its equipment term debt with HCFS through the proceeds of a $500,000 sale/lease back transaction with T&W Financial
     Corporation.

     On April 1, 1996, the Company (a 50% owner of the capital stock of Conwaste Inc. ("Conwaste") and the owners of the remaining 50% interest in Conwaste sold substantially all of the assets used in connection with the operation of Conwaste to Sanifill Canada Inc., a wholly owned subsidiary of Sanifill Inc.

     In May 1996, the Company was granted conceptual approval for its proposed Farmersville Landfill in a decision from the Commissioner of the New York State Department of
     Environmental Conservation.

     The Company anticipates that it will require additional financing to fund certain purchases of equipment and continued development of the Farmersville Landfill. In addition, although the Company believes it will have sufficient capital to fund its day-to-day operations there can be no assurance that the Company will not require additional financing to fund current and future operations. If required, the Company may seek to obtain additional financing from among others, additional bank financing, the sale of assets or the sale of securities. However, there can be no assurance that such financing will be available to the Company on favorable terms or at all.





























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



































ITEM 6:  Exhibits and Reports on Form 8K

     (a) See Exhibit 27 Financial Data Schedule.

     (b) Other information related to dismissal of former auditor.

     Form 8K - Item 4 was filed August 19, 1996 dismissal of former auditors, BDO Siedman, LLP.

     Form 8K - Item 4 was filed August 19, 1996 engagement of J.
     D. Elliott & Co., CPA's as principal independent accountants.

     Form 8K/A - Item 4 was filed August 26, 1996 response and agreement from former auditors BDO Siedman, LLP.












































                            Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 Integrated Waste Services, Inc.
                            Registrant






DATE  November 19, 1966           BY
                                    James F. Williams
                                    Chief Executive Officer and
                                    Principal Financial Officer